Form 10-K
period 2023-12-31
BENCHMARK 2021-B23 MORTGAGE TRUST
filed 2024-03-29
CIK 1840644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Deutsche Bank Trust Company Americas, as trustee and custodian under the CGCMT 2015-GC29 PSA, pursuant to which the Selig Office Portfolio mortgage loan is serviced, are not included in this report on Form 10-K because Deutsche Bank Trust Company Americas performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the GRACE 2020-GRCE TSA, the Benchmark 2020-B22 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A., as certificate administrator under the CGCMT 2015-GC29 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the GRACE 2020-GRCE TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the GRACE 2020-GRCE TSA during the year ended December 31, 2023 and, pursuant to the terms of the GRACE 2020-GRCE TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

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

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.3)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.4)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.6)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.7)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as Trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.8)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 33.4)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 33.5)

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.1)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.17a)

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.17b)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.14)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.3)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.5)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.17a)

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.17b)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.18)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.8)

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

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.3)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.4)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.6)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.7)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as Trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.8)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 34.4)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 34.5)

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.1)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.17a)

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.17b)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.14)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.3)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.5)

34.30a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.17a)

34.30b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.17b)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.18)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.8)

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President