Form 10-K
period 2024-12-31
BENCHMARK 2021-B23 MORTGAGE TRUST
filed 2025-03-28
CIK 1840644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

388 Greenwich Street, 26th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-4936

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

2 The Grace Building mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Grace Building mortgage loan and each of the related companion loan(s) are serviced pursuant to the GRACE 2020-GRCE TSA. Effective as of August 27, 2024, Situs Holdings, LLC was terminated as the special servicer under the GRACE 2020-GRCE TSA and LNR Partners, LLC has been appointed to act as successor special servicer under the GRACE 2020-GRCE TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on August 27, 2024 under Commission File No. 333-228597-08.

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

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) LNR Partners, LLC, as special servicer on and after August 27, 2024 under the GRACE 2020-GRCE TSA pursuant to which the Grace Building mortgage loan is serviced and (ii) Deutsche Bank Trust Company Americas, as trustee and custodian under the CGCMT 2015-GC29 PSA, pursuant to which the Selig Office Portfolio mortgage loan is serviced, are not included in this report on Form 10-K because each of LNR Partners, LLC and Deutsche Bank Trust Company Americas performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the GRACE 2020-GRCE TSA, the Benchmark 2020-B22 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A., as certificate administrator under the CGCMT 2015-GC29 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the GRACE 2020-GRCE TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the GRACE 2020-GRCE TSA during the year ended December 31, 2024 and, pursuant to the terms of the GRACE 2020-GRCE TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

7 This annual report on Form 10-K does not include the servicer compliance statement of (i) Wells Fargo Bank, National Association, as servicer under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced, (ii) LNR Partners, LLC, as special servicer on and after August 27, 2024 under the GRACE 2020-GRCE TSA pursuant to which the Grace Building mortgage loan is serviced, (iii) Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced and (iv) Rialto Capital Advisors, LLC as special servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park and Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced, because each of Wells Fargo Bank, National Association, LNR Partners, LLC and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the GRACE 2020-GRCE TSA, the Benchmark 2020-B22 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A as certificate administrator under the BX 2020-VIVA TSA and the CGCMT 2015-GC29 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.2

Trust and Servicing Agreement, dated as of May 5, 2020 (the “BX 2020-VIVA TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Trust and Servicing Agreement, dated as of November 18, 2020 (the “GRACE 2020-GRCE TSA”), by and among Banc of America Merrill Lynch Large Loan, Inc., as depositor, Wells Fargo Bank, National Association, as servicer, LNR Partners, LLC (as successor to Situs Holdings, LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of December 1, 2020 (the “Benchmark 2020-B22 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of April 1, 2015 (the “CGCMT 2015-GC29 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Situs Holdings, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “GSMS 2020-GC47 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #5)

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

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.3)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.4)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.6)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.7)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as Trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.8)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer prior to August 27, 2024 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 33.4)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 33.5)

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.1)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.17a)

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.17b)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.14)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.3)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.5)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.17a)

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.17b)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.18)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.8)

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

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.3)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.4)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.6)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.7)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as Trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.8)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer prior to August 27, 2024 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 34.4)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 34.5)

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.1)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.17a)

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.17b)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.14)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.3)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.5)

34.30a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.17a)

34.30b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.17b)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.18)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.8)

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

35.8

Servicer compliance statement, Situs Holdings, LLC, as special servicer prior to August 27, 2024 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 35.4)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 35.1)

35.10

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.11

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 35.1)

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

Date: March 28, 2025

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President