Form 10-K
period 2025-12-31
BENCHMARK 2021-B23 MORTGAGE TRUST
filed 2026-03-31
CIK 1840644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not Applicable

EXPLANATORY NOTES

1 The 360 Spear mortgage loan, which represented approximately 6.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan and one or more companion loan(s). The 360 Spear mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMARK 2021-B23 PSA. Effective as of March 13, 2025, KeyBank National Association was terminated as special servicer solely with respect to the 360 Spear loan combination under the BMARK 2021-B23 PSA and Torchlight Loan Services, LLC has been appointed to act as successor special servicer with respect to the 360 Spear loan combination under the BMARK 2021-B23 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 13, 2025 under Commission File No. 333-228597-08.

2 The MGM Grand & Mandalay Bay mortgage loan, which represented approximately 4.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The MGM Grand & Mandalay Bay mortgage loan and each of the related companion loan(s) are serviced pursuant to the BX 2020-VIVA TSA.

3 The Grace Building mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Grace Building mortgage loan and each of the related companion loan(s) are serviced pursuant to the GRACE 2020-GRCE TSA. Effective as of August 27, 2024, Situs Holdings, LLC was terminated as the special servicer under the GRACE 2020-GRCE TSA and LNR Partners, LLC has been appointed to act as successor special servicer under the GRACE 2020-GRCE TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on August 27, 2024 under Commission File No. 333-228597-08. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as servicer under the GRACE 2020-GRCE TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-228597-08.

4 The Station Park & Station Park West mortgage loan, which represented approximately 3.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Rugby Pittsburgh Portfolio mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Station Park & Station Park West mortgage loan, the Rugby Pittsburgh Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2020-B22 PSA.

5 The Selig Office Portfolio mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Selig Office Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2015-GC29 PSA.

6 The 711 Fifth Avenue mortgage loan, which represented approximately 1.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 711 Fifth Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the GSMS 2020-GC47 PSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the GSMS 2020-GC47 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-228597-08.

7 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) LNR Partners, LLC, as special servicer under the GRACE 2020-GRCE TSA pursuant to which the Grace Building mortgage loan is serviced and (ii) Deutsche Bank Trust Company Americas, as trustee and custodian under the CGCMT 2015-GC29 PSA, pursuant to which the Selig Office Portfolio mortgage loan is serviced, are not included in this report on Form 10-K because each of LNR Partners, LLC and Deutsche Bank Trust Company Americas performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the GRACE 2020-GRCE TSA, the Benchmark 2020-B22 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A., as certificate administrator under the CGCMT 2015-GC29 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the GRACE 2020-GRCE TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the GRACE 2020-GRCE TSA during the year ended December 31, 2025 and, pursuant to the terms of the GRACE 2020-GRCE TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

8 This annual report on Form 10-K does not include the servicer compliance statement of (i) Torchlight Loan Services, LLC, as special servicer with respect to the 360 Spear mortgage loan on and after March 13, 2025, (ii) Situs Holdings, LLC, as special servicer with respect to the Pittock Block loan combination, (iii) Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced, (iv) Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced, (v) Trimont LLC, as servicer on and after March 1, 2025 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced, (vi) LNR Partners, LLC, as special servicer under the GRACE 2020-GRCE TSA pursuant to which the Grace Building mortgage loan is serviced, (vi) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced, (viii) Trimont LLC, as master servicer on and after March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced and (ix) Rialto Capital Advisors, LLC as special servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park and Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced, because each of Torchlight Loan Services, LLC, Situs Holdings, LLC, Wells Fargo Bank, National Association, Trimont LLC, LNR Partners, LLC and Rialto Capital Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the GRACE 2020-GRCE TSA, the Benchmark 2020-B22 PSA and the GSMS 2020-GC47 PSA and (ii) Citibank, N.A as certificate administrator under the BX 2020-VIVA TSA and the CGCMT 2015-GC29 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB

Disclosure from CWCapital Assessment Management LLC (“CWCAM”), as special servicer (except with respect to the 360 Spear loan combination and the Pittock Block loan combination):

From time to time, CWCAM, is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business. Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January

22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

Disclosure from U.S. Bank National Association (“U.S. Bank”) (i) as servicing function participant and (ii) as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced:

U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as trustee, (ii) as trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced, (iii) as trustee under the GRACE 2020-GRCE TSA pursuant to which the Grace Building mortgage loan is serviced and (iv) as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced :

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

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
4.1

Pooling and Servicing Agreement, dated as of February 1, 2021 (the “Benchmark 2021-B23 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as a special servicer, Torchlight Loan Services, LLC (as successor to KeyBank National Association), as a special servicer solely with respect to the 360 Spear loan combination, Situs Holdings, LLC, as a special servicer solely with respect to the Pittock Block loan combination, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of May 5, 2020 (the “BX 2020-VIVA TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Trust and Servicing Agreement, dated as of November 18, 2020 (the “GRACE 2020-GRCE TSA”), by and among Banc of America Merrill Lynch Large Loan, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as servicer, LNR Partners, LLC (as successor to Situs Holdings, LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of December 1, 2020 (the “Benchmark 2020-B22 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of April 1, 2015 (the “CGCMT 2015-GC29 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Situs Holdings, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #5)

4.6

Pooling and Servicing Agreement, dated as of May 1, 2020 (the “GSMS 2020-GC47 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated February 18, 2021, and filed by the registrant on February 18, 2021 under Commission File No. 333-228597-08, and is incorporated by reference herein). (see Explanatory Note #6)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #7)
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer

33.3a	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer prior to March 13, 2025 for the 360 Spear loan combination

33.3b

Report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer on and after March 13, 2025 for the 360 Spear loan combination

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

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.3a)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.4)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.6)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.7)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as Trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 33.8)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 33.5)

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.1)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.21a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.16a)

33.21b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 33.16b)

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.14a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.14b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.3a)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.5)

33.29a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.16a)

33.29b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.16b)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.17)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 33.8)

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

34.3a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer prior to March 13, 2025 for the 360 Spear loan combination

34.3b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer on and after March 13, 2025 for the 360 Spear loan combination

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

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.3a)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.4)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.6)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S Bank National Association, as servicing function participant under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.7)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as Trustee under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 34.8)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced (see Exhibit 34.5)

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GRACE 2020-GRCE TSA pursuant to which The Grace Building mortgage loan is serviced

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.1)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.21a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.16a)

34.21b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 34.16b)

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.14a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.14b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.3a)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.5)

34.29a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.16a)

34.29b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.16b)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.17)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 34.8)

35	Servicer compliance statements. (see Explanatory Note #8)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer

35.3	Servicer compliance statement, KeyBank National Association, as special servicer prior to March 13, 2025 for the 360 Spear loan combination

35.4	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.5	Servicer compliance statement, KeyBank National Association, as servicer under the BX 2020-VIVA TSA pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced (see Exhibit 35.3)

35.6

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2020-B22 PSA pursuant to which the Station Park & Station Park West mortgage loan and the Rugby Pittsburgh Portfolio mortgage loan are serviced (see Exhibit 35.1)

35.7

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the CGCMT 2015-GC29 PSA pursuant to which the Selig Office Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.9	Servicer compliance statement, KeyBank National Association, as special servicer under the GSMS 2020-GC47 PSA pursuant to which the 711 Fifth Avenue mortgage loan is serviced (see Exhibit 35.3)

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

Date: March 30, 2026

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President